Form 10QSB
period 1995-03-31
COM TEK RESOURCES INC
filed 1995-05-18
CIK 732700

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO     .
                                                         -----   -----


COMMISSION FILE NUMBER 0-11546


                             COM-TEK Resources, Inc.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  Colorado                             84-0832977
- --------------------------------------------------------------------------------
          (STATE OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)


1624 Market Street, Suite 303, Denver, Colorado               80202
- --------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (303) 595-8555
- --------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  XXX     NO
                                   ---        ---


As of March 31, 1995, there were 140,798,740 shares of the Company's $0.01 par value common stock issued and outstanding.

                             COM-TEK RESOURCES, INC.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of COM-TEK Resources, Inc. included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. IT IS SUGGESTED THAT THESE FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN COM-TEK'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 1994.

Because of a recent financing and other activities involving the Company, as well as the seasonal nature of COM-TEK's domestic operations, among other factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for an entire year.

                    COM-TEK Resources, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1995
                                   (unaudited)

                            ASSETS
Current Assets:
  Cash and Cash Equivalents                                 $   2,058,976
  Contract Notes Receivable                                     2,584,609
  Accounts Receivable - Oil and Gas Sales                          32,056
  Note Receivable, Net of Allowance of $15,000                     50,000
  Other Current Assets                                             11,190
                                                            --------------
     Total Current Assets                                       4,736,831
                                                            --------------

Property, Plant and Equipment:
  Oil and Gas Properties (Full cost method)                     8,958,492
    Accumulated Depletion, Amortization and Impairment         (2,858,156)
                                                            --------------
                                                                6,100,336
                                                            --------------

  Gas Gathering System                                            170,652
  Building, Equipment and Land                                    124,498
                                                            --------------
                                                                  295,150
    Accumulated Depreciation                                      (15,065)
                                                            --------------
                                                                  280,085
                                                            --------------

  Furniture and Fixtures                                          130,548
    Accumulated Depreciation                                     (108,168)
                                                            --------------
                                                                   22,380
                                                            --------------
  Power Plants in Process                                       1,030,822
                                                            --------------
    Net Property, Plant and Equipment                           7,433,623
                                                            --------------

Other Assets:
  Restricted Cash                                                  25,000
  Power Plant Licenses                                            196,545
  Deferred Financing Costs                                        299,981
                                                            --------------
    Total Other Assets                                            521,526
                                                            --------------
     Total Assets                                             $12,691,980
                                                            --------------
                                                            --------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable, Trade                                        $288,125
  Accrued Expenses                                                 35,794
  Payable to Related Parties                                       33,750
  Notes Payable                                                   135,055
                                                            --------------
     Total Current Liabilities                                    492,724
                                                            --------------

Note Payable - Long-term                                           44,045
                                                            --------------

Stockholders' Equity:
  Preferred Stock, Par Value $1.00
    20,000,000 Shares Authorized, 3,262,500 Shares Issued       3,262,500
  Preferred Stock to be Issued in Connection with Access
          Power Agreement                                         291,867
  Common Stock, Par Value $0.01
    150,000,000 Shares Authorized, 140,798,740 Shares
          Issued                                                1,407,987
  Additional Paid-in Capital                                   16,734,784
  Accumulated Deficit                                          (9,541,927)
                                                            --------------
     Total Stockholders' Equity                                12,155,211
                                                            --------------
     Total Liabilities and Stockholders' Equity               $12,691,980
                                                            --------------
                                                            --------------

                                        2

                    COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended March 31               Six Months Ended March 31
                                               ---------------------------               -------------------------
                                                 1995              1994                  1995                 1994
                                                 ----              ----                  ----                 ----
Revenues:
     Oil and Gas Sales                       $     72,699        $   113,122         $    150,129        $     235,176
     Operating Fees                                     -             24,962                    -               54,933
     Other Income                                   2,451              1,631                4,619                3,258
                                             ---------------------------------------------------------------------------
                                                   75,150            139,715              154,748              293,367
                                             ---------------------------------------------------------------------------

Expenses:
     Oil and Gas Operations                        48,116             60,905               77,844              131,052
     General and Administrative                   386,949            230,009              552,272              412,387
     Depreciation and Depletion                    53,745             32,183               87,710               66,148
     Interest                                      15,673              8,857               25,192               18,376
     Foreign Currency Translation (Gain)
       Loss and Other                             (51,461)            68,177              (56,868)              62,769
                                             ---------------------------------------------------------------------------
                                                  453,022            400,131              686,150              690,732
                                             ---------------------------------------------------------------------------

Net Loss                                     $   (377,872)       $  (260,416)        $   (531,402)       $    (397,365)
                                             ---------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------

Loss per Share of Common Stock               $     *             $    *              $     *             $      *
                                             ---------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------

Weighted Average Number of Common
     Shares Outstanding                       120,445,407         72,643,740          100,117,073           72,643,740
                                             ---------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------


*  Less than $0.01 per share.

                                        3


                                                                    COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   FOR THE YEAR ENDED SEPTEMBER 30, 1994 AND THE SIX MONTHS ENDED MARCH 31, 1995
                                                                  (unaudited)



                                                              Common Stock              Preferred Stock           Preferred
                                                              ------------              ---------------          Stock to be
                                                         Shares         Amount       Shares         Amount         Issued
                                                         ------         ------       ------         ------         ------
Balance, October 1, 1993                               72,768,740    $  727,687            -     $          -    $        -

  Issuance of common stock in satisfaction of debt        300,000         3,000            -                -             -
  Issuance of common stock                              6,700,000        67,000            -                -             -
  Foreign currency translation adjustment                       -             -            -                -             -
  Net loss                                                      -             -            -                -             -
                                                      -------------------------------------------------------------------------
Balance, September 30, 1994                            79,768,740       797,687            -                -             -

  Offer and placing, net of offering costs (Note 3)    61,000,000       610,000    3,262,500        3,262,500             -
  Preferred stock to be issued in connection with
    Access Power agreement (Note 4)                             -             -            -                -       291,867
  Stock options exercised                                  30,000           300            -                -             -
  Foreign currency translation adjustment                       -             -            -                -             -
  Net loss                                                      -             -            -                -             -
                                                      -------------------------------------------------------------------------
Balance, March 31, 1995                               140,798,740    $1,407,987    3,262,500     $  3,262,500    $  291,867
                                                      -------------------------------------------------------------------------
                                                      -------------------------------------------------------------------------

                                                                                           Foreign
                                                                                           Currency          Total
                                                        Additional      Accumulated       Translation     Stockholders'
                                                     Paid-in Capital      Deficit         Adjustment         Equity
                                                     ---------------      -------         ----------         ------
Balance, October 1, 1993                             $    13,240,706    $(6,167,182)      $   15,071    $   7,816,282

  Issuance of common stock in satisfaction of debt            12,000              -                -           15,000
  Issuance of common stock                                   441,953              -                -          508,953
  Foreign currency translation adjustment                          -              -           41,819           41,819
  Net loss                                                         -     (2,843,343)               -       (2,843,343)
                                                     -----------------------------------------------------------------
Balance, September 30, 1994                               13,694,659     (9,010,525)          56,890        5,538,711

  Offer and placing, net of offering costs (Note 3)        3,038,175              -                -        6,910,675
  Preferred stock to be issued in connection with
    Access Power agreement (Note 4)                                -              -                -          291,867
  Stock options exercised                                      1,950              -                -            2,250
  Foreign currency translation adjustment                          -              -          (56,890)         (56,890)
  Net loss                                                         -       (531,402)               -         (531,402)
                                                     -----------------------------------------------------------------
Balance, March 31, 1995                              $    16,734,784    $(9,541,927)      $        -    $  12,155,211
                                                     -----------------------------------------------------------------
                                                     -----------------------------------------------------------------


                    COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (unaudited)

                                                                      For the Six Months Ended March 31,
                                                                      ----------------------------------
                                                                               1995           1994
                                                                               ----           ----
Cashflows from Operating Activities:
  Net Loss                                                              $    (531,402)     $(397,365)
   Plus adjustments to reconcile net loss to net cash
     used in operating activities:
       Depletion, Depreciation and Amortization                                87,710         66,148
       Foreign Currency Transaction (Gain) Loss                               (56,868)        62,769
  Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable                             (12,210)       (80,737)
       (Increase) Decrease in Other Current Assets                               (996)        (3,610)
       Increase (Decrease) in Accounts Payable and
             Accrued Expenses                                                (448,150)        40,804
        Increase (Decrease) in Payable to Related Parties                    (130,705)        30,437
                                                                         -----------------------------
      Net Cash (Used in) Operating Activities                              (1,092,621)      (281,554)
                                                                         -----------------------------
Cashflows from Investing Activities:
  Additions to Oil and Gas Properties                                          (4,360)      (156,835)
  Additions to Gas Gathering System                                            (1,184)             -
  Additions to Equipment, Building and Land                                   (51,766)             -
  Additions to Furniture and Fixtures                                         (23,025)             -
  Additions to Power Plant in Process                                      (1,030,822)             -
  Proceeds from Sale of Oil and Gas Properties                                150,000        450,000
                                                                         -----------------------------
      Net Cash (Used in) Provided by Investing Activities                    (961,157)       293,165
                                                                         -----------------------------

Cashflows from Financing Activities:
  Proceeds from Offer and Placing, Net of Expenses                          4,421,388              -
  Proceeds from Stock Subscriptions Receivable                                508,953              -
  Proceeds from Stock Options Exercised                                         2,250              -
  Payment of Deferred Financing Costs                                        (299,981)             -
  Repayment of Notes Payable                                                 (526,667)             -
                                                                         -----------------------------
      Net Cash Provided by Financing Activities                             4,105,943              -
                                                                         -----------------------------

Effect of Exchange Rate Changes on Cash                                             -           (873)
                                                                         -----------------------------

Increase in Cash and Cash Equivalents                                       2,052,165         10,738

Cash and Cash Equivalents, Beginning of Period                                  6,812         66,598
                                                                         -----------------------------

Cash and Cash Equivalents, End of Period                                $   2,058,977      $  77,336
                                                                         -----------------------------
                                                                         -----------------------------

                             COM-TEK RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION
The financial statements as presented are unaudited. However, in the opinion of management, all material adjustments for a fair presentation of the financial condition and results of operations have been made. Such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate, but suggests that these financial statements be read in conjunction with the financial statements and notes contained in the Company's September 30, 1994 annual report on Form 10-KSB.

Certain reclassifications were made to conform the prior year's financial statements to the current year presentation. These reclassifications had no effect on net income.

2)   SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest was $41,925 and $41,925 for the three and six months ended March 31, 1995 and $-0- and $-0- for the three and six months ended March 31, 1994.

Non-cash transactions:

Notes payable totaling $88,518 were issued in exchange for equipment, building and land located in Kansas.

3)   STOCKHOLDERS' EQUITY

On February 14, 1995, English Trust Company Limited completed a placing and underwriting in the United Kingdom of 61,000,000 shares of the Company's Common Stock (at 4 pence per share) and an open offer and placing of 3,262,500 shares of its Preferred Stock (at 80 pence per share) resulting in gross offering proceeds of L5,050,000 (about $8,080,000 U.S. at then prevailing exchange rates). Commissions and offering costs incurred were approximately $1,169,000. All shares were qualified for dealing on the Unlisted Securities Market ("USM"), a facility of the International Stock Exchange of the United Kingdom and Republic of Ireland, Ltd. ("London Stock Exchange").

Each share of Preferred Stock is convertible into 22 shares of Common Stock. A resolution to increase the number of shares of authorized Common Stock is set for a vote at the Annual General Meeting of the Company. Upon approval of the resolution by the shareholders, the 3,262,500 shares of Preferred Stock will be automatically converted into 71,775,000 shares of Common Stock, and all preferences will be extinguished. If no approval to increase authorized common stock is obtained, the Company is obligated to register the preferred shares in the U.S.

At March 31, 1995 a portion of the proceeds were represented by Contract Notes Receivable from certain of the underwriters, which notes were collected in full subsequent to March 31, 1995.

4)   ACQUISITION OF ACCESS POWER

In November, 1994, the Company reached an agreement in principle, which was subsequently executed in definitive form on January 17, 1995, to acquire the entire issued share capital of Access Power, Ltd., along with Access Power's interests in certain joint ventures. Access Power is currently in the development stage, seeking to develop, or participate in the development of, small scale power projects, principally in the Peoples Republic of China and elsewhere in the Far East. The Company acquired Access Power concurrent with the closing of the offer and placing described above on February 14, 1995.

Under the terms of the Access Power agreement the Company is required to issue 30,303 shares of Preferred Stock, and 8,250,000 Warrants to purchase the Company's Common Stock (at $0.075 per share), for each one of three power plant projects which Access Power has presently entered into joint venture agreements for and for which the joint ventures have received licenses to construct the power plants. The Preferred Stock and Warrants are to be issued in three installments as certain benchmarks are achieved related to the development of each project. The first 1/3 of such Preferred Stock and Warrants are to be issued upon execution of all appropriate contracts and receipt of the business license for each project. The second 1/3 of such Preferred Stock and Warrants are to be issued upon issuance of the completion certificate for each project. The last 1/3 of such Preferred Stock and Warrants are to be issued upon receipt of revenue from each project. A total of 90,909 shares of Preferred Stock (convertable into approximately 2,000,000 shares of Common Stock) and 24,750,000 Warrants are to be issued in connection with the initial three power plant projects.

Also under the terms of the Access Power agreement, the Company has agreed to issue an additional 30,303 shares of Preferred Stock and an additional 8,250,000 Warrants to purchase Common Stock at $0.075 per share, for each of up to nine additional projects in Guangdong Province, China, that the principals may introduce to the Company. A total of 272,727 shares of Preferred Stock (convertable into approximately 6,000,000 shares of Common Stock) and 74,250,000 Warrants may be issued in connection with up to nine subsequent power plant projects in China.

The principals have also been issued a total of 30,303 shares of Preferred Stock and 8,250,000 Warrants to purchase the Company's Common Stock (at $0.075 per share) and have received reimbursement of expenses of $25,000 in consideration for Access Power's 10% interest in the western joint venture partner which has a 54% interest in a 50 megawatt power plant project in China.

The acquisition of Access Power has been accounted for as a purchase. The Preferred Stock to be issued attributable to the first three power plants and the Preferred Stock to be issued attributable to the interest in the 50 megawatt power plant project, has been recorded at its aggregate market value, determined by reference to the price of the Preferred Stock issued in the offer and placing that closed concurrent with the Access Power agreement. No value has been attributed to the Warrants that are to be issued along with the Preferred Stock. The Company believes that the value of such Warrants is nominal, since the exercise price of the Warrants was more than 20% above the then market price of the Common Stock. Access Power had no assets or liabilities at the time of the acquisition; accordingly, the entire amount of the consideration for the Acquisition has been recorded as an intangible asset (Power Plant Licenses), to be amortized over the 15 year term of the associated power purchase agreements.

Under the terms of separate agreements, the principals received 73,454 shares of Preferred Stock in connection with services provided by them relating to the offer and placing. The value of the shares issued was recorded as a cost of the offering and placing. The principals are also entitled to a commission of 1 1/2% (payable in Preferred Stock) for arranging multi-project financing packages of up to $20 million for the proposed power plant projects.

Additionally, the agreement requires the Company to pay to the principals consideration of up to 10% of the gross projected project cost of other projects introduced, with certain limitations. The consideration is payable in Preferred or Common Stock of the Company.

Upon becoming directors of the Company, each of the principals became entitled to participate in the Company's stock option plan. Each principal can receive options to purchase up to 22,500,000 shares of Common Stock at $0.075 per share. Options for 2,500,000 shares of Common Stock are to be issued to each of the principals upon Access Power entering into a joint venture agreement for the construction and operation of each of up to nine 4 megawatt power plants in China. All options will become exercisable in equal installments as the benchmarks described above for the Warrants are achieved. Options for a total of 15,000,000 shares of Common Stock have been issued in connection with the three initial power plant projects. The options expire three years from the date of issuance.

Additional shares, if any, of Preferred Stock (or equivalent shares of Common Stock) that are issued to the principals of Access Power in connection with future power plant projects will be recorded at then market value of the shares issued. Any additional Warrants and Options that are issued in connection with such power plant projects will be accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, and compensation expense will be recorded as the Warrants and Options are issued and become exercisable, to the extent that the then market price of the Common Stock exceeds the exercise price of the Warrants and Options.

 5) NOTES PAYABLE

    Notes payable consists of the following:


                                                                  March 31, 1995        September 30, 1994
                                                                  --------------        ------------------
                                                                    (Unaudited)
Note payable, including interest of
$ 15,000, to an individual to purchase a
pipeline, due October 10, 1994.
Collateralized by the pipeline and oil and
gas properties.  Paid in full October 1994.                           $      -0-           $ 315,000

Note payable to a vendor, with interest at
12%, payable semi-annually, principal was
due August 31, 1993.  The note is
currently in default and is not collateralized.                           28,368             240,035

Note payable to a former director, non-
interest bearing, payable semi-annually,
principal was due September 30, 1994.
The note is currently in default and is
not collateralized.                                                       50,000              50,000

Note payable to a vendor, with interest
at 10%, payable in 36 monthly installments,
to purchase a building and land
associated with the pipeline.  This note
is collateralized by the land.                                            44,045                -0-

Note payable to a vendor, with interest
at 10%, payable in 3 monthly installments.
to purchase equipment associated with
the pipeline.  This note is collateralized
by the equipment.                                                         28,687                -0-

Note payable to a former director,
with interest at 10%, payable on May 1,
1994 and 1995.  Principal is due May 1,
1995.  The note is not collateralized.                                    28,000              28,000
                                                                         -------             -------
                                                                       $ 179,100           $ 633,035
                                                                         -------             -------
                                                                         -------             -------

All of the above notes, except for the note to purchase a building and land, are classified as current obligations.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994

REVENUES - Total revenues of the Company decreased by approximately $139,000 or 47%, from $293,367 to $154,748, when comparing the six months ended March 31, 1995 with the six months ended March 31, 1994. Oil and gas sales decreased approximately $85,000 or 36% from $235,176 in 1994 to $150,129 in 1995, primarily due to the following factors:

 - January 1994 sale of the Company's 54% working interest and the October 1994 sale of the Company's 12.5% overriding royalty interest in the Shelby, Montana wells.

 -   June 1994 sale of the Company's working interest in the Wyoming properties.

 - Management's decision to settle the lawsuit involving the Company's Canadian properties. As a result of the settlement the Company has no activities in Canada. The Company had previously accrued production revenues and expenses attributable to these properties during the period of the suit.

The effect of these sales is somewhat mitigated by the Company successfully renegotiating its gas purchase contract in Leavenworth County, Kansas to a price of $2.45 per mcf effective for gas sold beginning in October, 1994 through September 1995. The contract price previously was $1.35 per mcf. However, gas prices on the spot market have been very soft, resulting in decreased revenues from the Company's production in Texas which is sold on the spot market.

EXPENSES - Total expenses of the Company were $686,150 for the six months ended March 1995, compared with $690,732 for the six months ended March 31, 1994, a decrease of $4,600, or 1%.

For the period, administrative expenses increased by $140,000, or 34%. Included in the current period's administrative expense of $552,272 is $133,300 attributable to the Company's newly acquired subsidiary, Access Power Ltd.. Of that total, approximately $108,700 relates to salary and consulting fees, and $15,900 relates to travel costs. These costs were anticipated and are associated with the Company's joint venture activities in China.

Also contributing to the increase in administrative expense for this year relative to the comparative period of a year ago are the following costs:

 -   a fee to NASDAQ of approximately $26,000 for share issuances.

 - approximately $7,000 in engineering fees required by the placing activities in London.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

 -   approximately $43,000 in audit fees.

 - approximately $16,400 of legal fees, of which $6,500 relate to the February 1995 UK placing and $9,900 relate to the defense of the lawsuit brought against the Company by its former President.

Oil and gas lease operating expenses decreased by $53,200 for the year, as a result of the property dispositions outlined above. Also, during the fiscal fourth quarter, approximately $15,500 was spent to rework certain of the Company's newly acquired wells located in Kansas. Additional work of a similar nature is contemplated in the coming months, both in Kansas and in Texas.

FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

REVENUES - Total revenues of the Company decreased by approximately $64,500 or 46%, from $139,715 to $75,150, when comparing the three month period ended March 31, 1995 with the three months ended March 31, 1994. Oil and gas sales decreased approximately $40,400 or 36% from $113,122 in 1994 to $72,699 in 1995, primarily due to the factors discussed above.

As discussed above, the effect of these sales is somewhat mitigated by the Company successfully renegotiating its gas purchase contract in Leavenworth County, Kansas to a price of $2.45 per mcf effective for gas sold beginning in October, 1994 through September 1995. The contract price previously was $1.35 per mcf.

EXPENSES - Total expenses of the Company were $453,022 for the three months ended March 1995, compared with $400,131 for the three months ended March 31, 1994, an increase of $52,900, or 12%.

For the quarter, administrative expenses increased by $156,900, or 68%. Included in the current quarter's expense of $386,949 is $133,300 of expenses attributable to the Company's newly acquired subsidiary, Access Power Ltd.. Of that total, approximately $108,700 relates to salary and consulting fees, and $15,900 relates to travel costs. These costs were anticipated and were in connection with the Company's joint venture activity in China.

See above for a discussion of additional administrative expenses incurred.

Oil and gas lease operating expenses decreased by $12,800 during the quarter. This is the result of the 1994 property dispositions outlined above. Increases in operating expenses for future periods are expected due to planned workovers, which if successful, would increase future production volumes.

LIQUIDITY AND CAPITAL RESOURCES

On February 14, 1995, English Trust Company Limited completed a placing and underwriting in the United Kingdom of 61,000,000 shares of the Company's Common Stock (at 4 pence per share) and an open offer and placing of 3,262,500 shares of its Preferred Stock (at 80 pence per share) resulting in gross offering proceeds of L5,050,000 (about $8,080,000 U.S. at then prevailing exchange rates). All shares were qualified for dealing on the Unlisted Securities Market ("USM"), a facility of the International Stock Exchange of the United Kingdom and Republic of Ireland, Ltd. ("London Stock Exchange").

Concurrent with the placing, the Company completed the acquisition of Access Power, Ltd. and began the implementation of an expanded business plan, which includes domestic oil and gas operations as well as power generation projects, primarily located in the Asia-Pacific region. For further information regarding Access Power, see Note 4.

As a result of the placing discussed above, the Company was able to repay a number of vendors and creditors during the quarter ended March 31, 1995, as well as notes to third parties of approximately $527,000. The Company reduced its amounts payable to outside vendors by over $448,000. The Company also began construction of its first three power plants. Costs to date of $1,030,822 represents payments to MAN for the generators for the power plants.

The Company has working capital of $4.7 million at March 31, 1995 which it considers adequate to finance the Company's operations and developmental plans in the near term. However, the ability of the Company to finance its activities over the longer term is dependent on the successful development and profitable operations of these power plant projects, of which there can be no assurance.

                            PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

1)  FORMER PRESIDENT AND CHAIRMAN

In September 1994, Mr. John James Ellerton (the "Plaintiff"), a founder of the Company, and Chairman and President of the Company until his resignation on March 10, 1994, filed a lawsuit in Arapahoe District Court in the State of Colorado against the Company, members of its Board of Directors and one former Director (collectively, the "Defendants"). The suit alleges breach of his employment contract, violations of various U.S. and Colorado securities laws, fraud, civil conspiracy, loss of business opportunity, and conduct designed to oppress the Plaintiff as a minority shareholder of the Company. The Plaintiff seeks damages, attorney's fees, interest, costs, exemplary damages, expert witness fees and an order of court setting aside any unlawful, unauthorized or non-disclosed action by the Defendants which damaged the Plaintiff. The Company believes it has meritorious defenses to the claims filed by Mr. Ellerton.

On October 18, 1994, the Company filed its motion to Dismiss, or in the alternative, for Summary Judgment and Motion for Sanctions and Attorney's Fees, requesting dismissal of each and every claim asserted in the complaint and seeking attorney's fees and costs against the Plaintiff as a sanction for filing claims which are not well grounded in fact nor supportable under existing law. The Company may have substantial counterclaims to assert against Mr. Ellerton.

2)  CANADIAN PROPERTIES

At present, the Company has an agreement in principle with Backer Petroleum to settle a lawsuit involving the sale of the Company's properties in Canada, whereby the Company would receive approximately $5,000. This agreement has not yet been finalized.

3)  KANSAS PROPERTY

In September, 1994, the Company purchased a gathering system, along with related producing wells, a building and equipment, from the party which had previously purchased gas produced by the Company. Subsequently, it was determined that material differences existed between volumes reported to the state regulatory authority and actually paid to the Company prior to the sale, by this party. Consequently, the Company withheld payment of its obligations under the sale agreement, and a suit was filed by the other party. The Company believes it will prevail in this dispute.

The Company knows of no other material legal proceedings either pending or threatened, or judgments entered against the Company or any Director or Officer of the Company in their capacity as such.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   COM-TEK Resources, Inc.
                                        Registrant


                                   By: /s/  Dennis C. Dowd
                                       -------------------
                                       Dennis C. Dowd,
                                       President



Dated:         May 18, 1995