Form 10QSB/A
period 1995-03-31
COM TEK RESOURCES INC
filed 1995-06-13
CIK 732700

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

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
                                                            --------------
                                                            --------------

                                        2

                    COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended March 31               Six Months Ended March 31
                                               ---------------------------               -------------------------
                                                 1995              1994                  1995                 1994
                                                 ----              ----                  ----                 ----
Revenues:
     Oil and Gas Sales                       $     72,699        $   113,122         $    150,129        $     235,176
     Operating Fees                                     -             24,962                    -               54,933
     Other Income                                  65,214              1,631               67,382                3,258
                                             ---------------------------------------------------------------------------
                                                  137,913            139,715              217,511              293,367
                                             ---------------------------------------------------------------------------

Expenses:
     Oil and Gas Operations                        48,116             60,905               77,844              131,052
     General and Administrative                   386,949            230,009              552,272              412,387
     Depreciation and Depletion                    53,745             32,183               87,710               66,148
     Interest                                      15,673              8,857               25,192               18,376
     Foreign Currency Translation Loss             11,302             68,177                5,895               62,769
                                             ---------------------------------------------------------------------------
                                                  515,785            400,131              748,913              690,732
                                             ---------------------------------------------------------------------------

Net Loss                                     $   (377,872)       $  (260,416)        $   (531,402)       $    (397,365)
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

At March 31, 1995, approximately $2,585,000 of a total of $8,080,000 in proceeds from the stock offer and placing in the U.K. had not been collected from certain sub-underwriters. Such amounts were represented by legally binding contract notes from the sub-underwriters. Subsequent to quarter-end, these notes were collected in full and deposited into the account of the Company.

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

For the six months ended March 31, 1995, the Company realized net foreign currency translation losses of $5,895. The losses resulted primarily from the effect of changes in foreign currency exchange rates on bank balances maintained in local currencies in London and in Hong Kong and on the contract notes receivable which are denominated in pounds sterling, net of the effect of exchange rate changes on notes payable denominated in pounds sterling. Foreign currency translation losses reported in the six months ended March 31, 1994 of $62,769 relate primarily to the Company's Canadian operations, which have been disposed of.

The Company maintains a significant portion of its cash balances in foreign currencies and is exposed to effects of the changes in foreign currency exchange rates on those balances.

The Company anticipates that as its investment activity increases in the PRC and other Far Eastern locations, the Company's exposure to foreign currency exchange risk will increase. The extent to which the Company is exposed to such risks will depend, among other things, on how its business activities are conducted and how its activities are financed, some of which are yet to be determined.

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

For the three months ended March 31, 1995, the Company realized foreign currency losses of $11,302. The losses resulted primarily from the effect of changes in foreign currency exchange rates on bank balances maintained in local currencies in London and in Hong Kong and on the contract notes receivable which are denominated in pounds sterling. Foreign currency translation losses reported in the three months ended March 31, 1994 of $68,177 relate primarily to the Company's Canadian operations, which have been disposed of.

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



Dated:   June 13, 1995