Form 10QSB
period 1995-06-30
COM TEK RESOURCES INC
filed 1995-08-03
CIK 732700

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO_____.


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


As of June 30, 1995, there were 141,262,074 shares of the Company's $0.01 par value common stock issued and outstanding.

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

                     COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1995
                                   (unaudited)


                                      ASSETS
Current Assets:
  Cash and Cash Equivalents                                                        $2,267,835
  Accounts Receivable - Oil and Gas Sales                                              27,630
  Other Current Assets                                                                 24,612
                                                                                --------------
     Total Current Assets                                                           2,320,077
                                                                                --------------

Property, Plant and Equipment:
  Oil and Gas Properties (Full cost method)                                         8,958,492
    Accumulated Depletion, Amortization and Impairment                             (2,894,156)
                                                                                --------------
                                                                                    6,064,336
                                                                                --------------

  Gas Gathering System                                                                170,652
  Building, Equipment and Land                                                        124,498
                                                                                --------------
                                                                                      295,150
    Accumulated Depreciation                                                          (22,597)
                                                                                --------------
                                                                                      272,553
                                                                                --------------

  Furniture and Fixtures                                                              137,620
    Accumulated Depreciation                                                         (110,652)
                                                                                --------------
                                                                                       26,968
                                                                                --------------

  Power Plants in Process                                                           1,539,778
                                                                                --------------
    Net Property, Plant and Equipment                                               7,903,635
                                                                                --------------

Other Assets:
  Restricted Cash                                                                      25,000
  Power Plant Licenses, Net of Amortization of $3,276                                 193,269
  Investment in MICE Group                                                            427,500
  Deferred Financing Costs                                                            775,326
                                                                                --------------
    Total Other Assets                                                              1,421,095
                                                                                --------------
     Total Assets                                                                 $11,644,807
                                                                                --------------
                                                                                --------------


                     COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1995
                                   (unaudited)


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable, Trade                                                            $168,273
  Accrued Expenses                                                                     10,191
  Notes Payable                                                                        56,687
                                                                                --------------
     Total Current Liabilities                                                        235,151
                                                                                --------------

Note Payable - Long-term                                                               44,045
                                                                                --------------

Stockholders' Equity:
  Preferred Stock, Par Value $1.00
    20,000,000 Shares Authorized, 3,262,500 Shares Issued                           3,262,500
  Preferred Stock to be Issued in Connection with Access Power Agreement              291,867
  Common Stock, Par Value $0.01
    150,000,000 Shares Authorized, 141,262,074 Shares Issued                        1,412,620
  Additional Paid-in Capital                                                       16,467,107
  Accumulated Deficit                                                             (10,094,733)
  Unrealized Gain on Available for Sale Investment                                     26,250
                                                                                --------------
     Total Stockholders' Equity                                                    11,365,611
                                                                                --------------
     Total Liabilities and Stockholders' Equity                                   $11,644,807
                                                                                --------------
                                                                                --------------


                                    COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)


                                           Three Months  Ended June 30     Nine Months Ended June 30
                                           ---------------------------     -------------------------
                                                1995           1994           1995          1994
                                                ----           ----           ----          ----
Revenues:
  Oil and Gas Sales                        $     42,596   $    115,849   $    192,725  $    351,025
  Operating Fees                                      -         21,957              -        76,890
  Other Income                                   17,471          1,624         84,853         4,882
                                           ---------------------------------------------------------
                                                 60,067        139,430        277,578       432,797
                                           ---------------------------------------------------------

Expenses:
  Oil and Gas Operations                         34,145         17,039        111,989       148,090
  General and Administrative                    516,017        311,477      1,068,289       723,864
  Depreciation and Depletion                     49,293         31,866        137,003        98,014
  Interest                                       (5,193)         6,798         19,999        25,174
  Foreign Currency Translation Loss              18,611          9,309         24,506        72,079
                                           ---------------------------------------------------------
                                                612,873        376,489      1,361,786     1,067,221
                                           ---------------------------------------------------------

Net Loss                                   $   (552,806 ) $   (237,059)  $ (1,084,208) $   (634,424)
                                           ---------------------------------------------------------
                                           ---------------------------------------------------------

Loss per Share of Common Stock             $     *        $     *        $     *       $     *
                                           ---------------------------------------------------------
                                           ---------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding                        141,262,074    73,068,740     113,883,555    72,785,406
                                           -------------------------------------------------------
                                           -------------------------------------------------------


*  Less than $0.01 per share.



                                              COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED SEPTEMBER 30, 1994 AND THE NINE MONTHS ENDED JUNE 30, 1995
                                                             (unaudited)

                                                               Common Stock                 Preferred Stock
                                                                  Shares         Amount         Shares         Amount
  Balance, October 1, 1993                                        72,768,740       $727,687              -             $-

    Issuance of common stock in satisfaction of debt                 300,000          3,000              -              -
    Issuance of common stock                                       6,700,000         67,000              -              -
    Foreign currency translation adjustment                                -              -              -              -
    Net loss                                                               -              -              -              -
                                                              -----------------------------------------------------------

  Balance, September 30, 1994                                     79,768,740        797,687              -              -

    Offer and placing, net of offering costs (Note 3)             61,000,000        610,000      3,262,500      3,262,500
    Preferred stock to be issued in connection with
       Access Power agreement (Note 4)                                     -              -              -              -
    Stock options exercised                                           30,000            300              -              -
    Stock issued in payment of director's fees                       463,334          4,633              -              -
    Unrealized Gain on Investment                                          -              -              -              -
    Foreign currency translation adjustment                                -              -              -              -
    Net loss                                                               -              -              -              -
                                                              -----------------------------------------------------------

  Balance, June 30, 1995                                         141,262,074     $1,412,620      3,262,500     $3,262,500
                                                              -----------------------------------------------------------
                                                              -----------------------------------------------------------

                                                                                                              Unrealized
                                                                 Preferred                                  Gain (Loss) on
                                                                Stock to be     Additional    Accumulated    Available for
                                                                   Issued     Paid-in Capital    Deficit    Sale Investment
  Balance, October 1, 1993                                                 $-    $13,240,706    ($6,167,182)            $-

    Issuance of common stock in satisfaction of debt                        -         12,000              -              -
    Issuance of common stock                                                -        441,953              -              -
    Foreign currency translation adjustment                                 -              -              -              -
    Net loss                                                                -              -     (2,843,343)             -
                                                              --------------------------------------------------------------

  Balance, September 30, 1994                                               -     13,694,659     (9,010,525)             -

    Offer and placing, net of offering costs (Note 3)                       -      2,740,381              -              -
    Preferred stock to be issued in connection with
       Access Power agreement (Note 4)                                291,867              -              -              -
    Stock options exercised                                                 -          1,950              -              -
    Stock issued in payment of director's fees                              -         30,117              -              -
    Unrealized Gain on Investment                                           -              -              -         26,250
    Foreign currency translation adjustment                                 -              -              -              -
    Net loss                                                                -              -     (1,084,208)             -
                                                              --------------------------------------------------------------

  Balance, June 30, 1995                                             $291,867    $16,467,107   ($10,094,733)       $26,250
                                                              --------------------------------------------------------------
                                                              --------------------------------------------------------------

                                                                 Foreign
                                                                Currency        Total
                                                               Translation   Stockholders'
                                                               Adjustment       Equity
  Balance, October 1, 1993                                          $15,071     $7,816,282

    Issuance of common stock in satisfaction of debt                      -         15,000
    Issuance of common stock                                              -        508,953
    Foreign currency translation adjustment                          41,819         41,819
    Net loss                                                              -     (2,843,343)
                                                              -----------------------------

  Balance, September 30, 1994                                        56,890      5,538,711

    Offer and placing, net of offering costs (Note 3)                     -      6,612,881
    Preferred stock to be issued in connection with
       Access Power agreement (Note 4)                                    -        291,867
    Stock options exercised                                               -          2,250
    Stock issued in payment of director's fees                            -         34,750
    Unrealized Gain on Investment                                         -         26,250
    Foreign currency translation adjustment                         (56,890)       (56,890)
    Net loss                                                              -     (1,084,208)
                                                              -----------------------------

  Balance, June 30, 1995                                                 $-    $11,365,611
                                                              -----------------------------
                                                              -----------------------------


               COM-TEK RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASHFLOW
                             (unaudited)


                                                                       For the Nine Months Ended June 30,
                                                                       ----------------------------------

                                                                            1995             1994
                                                                            ----             ----
Cashflows from Operating Activities:
  Net Loss                                                               $(1,084,208)       $(634,424)
   Plus adjustments to reconcile net loss to net cash
     used in operating activities:
       Depletion, Depreciation and Amortization                              137,003           98,014
       Foreign Currency Transaction Loss                                      24,506           72,079
       Foreign Currency Translation Adjustment                               (56,890)               -
  Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Accounts Receivable                            (7,784)          15,103
        (Increase) Decrease in Other Assets                                  (16,487)          (1,126)
        Increase (Decrease) in Accounts Payable and
             Accrued Expenses                                               (593,601)          90,862
        Increase (Decrease) in Payable to Related Parties                   (129,705)          74,743
                                                                       ----------------------------------
      Net Cash (Used in) Operating Activities                             (1,727,166)        (284,749)
                                                                       ----------------------------------

Cashflows from Investing Activities:
  Additions to Oil and Gas Properties                                         (5,149)        (216,899)
  Additions to Gas Gathering System                                           (1,184)               -
  Additions to Equipment, Building and Land                                  (51,766)               -
  Additions to Furniture and Fixtures                                        (30,097)               -
  Additions to Power Plants in Process                                    (1,539,778)               -
  Proceeds from Sale of Oil and Gas Properties                               150,000          496,795
                                                                       ----------------------------------
      Net Cash (Used in) Provided by Investing Activities                 (1,477,974)         279,896
                                                                       ----------------------------------

Cashflows from Financing Activities:
  Proceeds from Offer and Placing, Net of Expenses                         6,708,203                -
  Proceeds from Stock Subscriptions Receivable                               508,953                -
  Proceeds from Stock Options Exercised                                        2,250                -
  Purchase of Investment                                                    (401,250)               -
  Payment of Deferred Financing Costs                                       (775,326)               -
  Repayment of Notes Payable                                                (576,667)               -
                                                                       ----------------------------------
      Net Cash Provided by Financing Activities                            5,466,163                -
                                                                       ----------------------------------

Effect of Exchange Rate Changes on Cash                                            -           (2,357)
                                                                       ----------------------------------

Increase (Decrease) in Cash and Cash Equivalents                           2,261,023           (7,210)

Cash and Cash Equivalents, Beginning of Period                                 6,812           38,226
                                                                       ----------------------------------

Cash and Cash Equivalents, End of Period                                  $2,267,835         $ 31,016
                                                                       ----------------------------------
                                                                       ----------------------------------


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

2)   SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest was $4,463 and $46,398 for the three and nine months ended June 30, 1995 and $-0- and $-0- for the three and nine months ended June 30, 1994.

Non-cash transactions:

Notes payable totaling $88,518 were issued in exchange for equipment, building and land located in Kansas during the nine months ended June 30, 1995.

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

5)   INVESTMENT IN MICE GROUP

The Company owns 7,150,000 shares of common stock of the MICE Group, a company involved in business promotion and advertising, with an original cost of $401,250. In accordance with Statement of Financial Accounting Standards No. 115 the investment has been classified as available for sale and reported at fair market value. Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity.

6)   NOTES PAYABLE

      Notes payable consists of the following:

                                          June 30, 1995         September 30, 1994
                                           -------------        ------------------

Note payable to a vendor, with interest
at 10%, payable in 36 monthly
installments, to purchase a building
and land associated with the pipeline.
This note is collateralized by the
land.                                   $      44,045           $          -0-


Note payable to a vendor, with interest
at 10%, payable in 3 monthly
installments to purchase equipment
associated with the pipeline.  This
note is collateralized by the
equipment.                                      28,687                      -0-


Note payable to a former director, with
interest at 10%, payable on May 1, 1994
and 1995.  Principal is due May 1,
1995.  The note is currently in default
and is not collateralized.                      28,000                   28,000


Note payable, including interest of
$15,000, to an individual to purchase a
pipeline, due October 10, 1994.
Collateralized by the pipeline and oil
and gas properties.  Paid in full
October 1994.                                       -0-                 315,000


Notes payable to vendors, with interest
at 12%, payable semi-annually,
principal was due August 31, 1993.
These notes were settled during 1995.               -0-                 240,035


Note payable to a former director, non-
interest bearing, payable
semi-annually, principal was due
September 30, 1994. Paid in full April
1995.                                               -0-                 50,000
                                        ------------------------------------------

                                        $      100,732          $      633,035
                                        ------------------------------------------
                                        ------------------------------------------


All of the above notes, except for the note to purchase a building and land, are classified as current obligations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

REVENUES - Total revenues of the Company decreased by approximately $155,000 or 36%, from $432,797 to $277,578, when comparing the nine months ended June 30, 1995 with the nine months ended June 30, 1994. Oil and gas sales decreased approximately $158,000 or 45% from $351,025 in 1994 to $192,725 in 1995, primarily due to the following factors:

- -    January 1994 sale of the Company's 54% working interest and the October
     1994 sale of the Company's 12.5% overriding royalty interest in the Shelby, Montana wells.

- -    June 1994 sale of the Company's working interest in the Wyoming properties.

- -    Management's decision to settle the lawsuit involving the Company's
     Canadian properties. As a result of the settlement, the Company has no activities in Canada. The Company had previously accrued production revenues and expenses attributable to these properties during the period of the suit.

The effect of these property dispositions is somewhat mitigated by the Company successfully renegotiating its gas purchase contract in Leavenworth County, Kansas to a price of $2.45 per mcf effective for gas sold beginning in October, 1994 through September 1995. The contract price previously was $1.35 per mcf.

EXPENSES - Total expenses of the Company were $1,361,786 for the nine months ended June 1995, compared with $1,067,221 for the nine months ended June 30, 1994, an increase of $294,500, or 28%. This increase is the result of the Company's increased joint venture activity in China. Such activity and related expenses are expected to increase in future periods.

For the period, administrative expenses increased by $344,000, or 47%. Included in the current period's administrative expense of $1,068,289 is $271,000 attributable to the Company's newly acquired subsidiary, Access Power Ltd.. Of that total, approximately $158,000 relates to salary and consulting fees, and $67,000 relates to travel costs. These costs were anticipated and are associated with the Company's joint venture activities in China.

Also contributing to the increase in administrative expense for this year relative to the comparative period of a year ago are costs of approximately $89,000 associated with maintaining an office in London.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Oil and gas lease operating expenses decreased by $36,000 for the year, as a result of the property dispositions outlined above. Also, during the fiscal first quarter, approximately $15,500 was spent to rework certain of the Company's newly acquired wells located in Kansas. Additional work of a similar nature is contemplated in the coming months, both in Kansas and in Texas.

For the nine months ended June 30, 1995, the Company realized net foreign currency translation losses of $24,506. The losses resulted primarily from the effect of changes in foreign currency exchange rates on bank balances maintained in local currencies in London and in Hong Kong, net of the effect of exchange rate changes on notes payable denominated in Pounds Sterling. Foreign currency translation losses reported in the nine months ended June 30, 1994 of $72,079 relate primarily to the Company's Canadian properties, which have been disposed of.

The Company maintains a significant portion of its cash balances in foreign currencies and is exposed to effects of changes in foreign currency exchange rates on those balances. The Company anticipates that as its investment activity increases in the PRC and other Far Eastern locations, the Company's exposure to foreign currency exchange risk will increase. The extent to which the Company is exposed to such risks in future periods will depend, among other things, on the level of its foreign business activities and how its activities are financed, details of which are yet to be finalized.

FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


REVENUES - Total revenues of the Company decreased by approximately $79,000 or 57%, from $139,430 to $60,067, when comparing the three month period ended June 30, 1995 with the three months ended June 30, 1994. Oil and gas sales decreased approximately $73,000 or 63% from $115,849 in 1994 to $42,596 in 1995, primarily due to the factors discussed above.

EXPENSES - Total expenses of the Company were $612,873 for the three months ended June 1995, compared with $376,489 for the three months ended June 30, 1994, an increase of $236,300, or 63%. This increase is the result of the Company's increased joint venture activity in China. Such activity and related expenses are expected to increase in future periods.

For the quarter, administrative expenses increased by $204,500, or 65%. Included in the current quarter's expense of $515,017 is $137,700 of expenses attributable to the Company's newly acquired subsidiary, Access Power Ltd. Of that total, approximately $49,600 relates to salary and consulting fees, and $50,700 relates to travel costs. These costs were anticipated and were in connection with the Company's joint venture activity in China.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Oil and gas lease operating expenses increased by $17,100 when comparing 1995 results with 1994. This is the result of a credit of approximately $30,000 recorded in 1994 as a correction to a prior period overbilling. In addition, current period lease operating expenses have decreased due to the property dispositions discussed above.

For the three months ended June 30, 1995, the Company realized foreign currency losses of $18,611. The losses resulted primarily from the effect of changes in foreign currency exchange rates on bank balances maintained in local currencies in London and in Hong Kong. Foreign currency translation losses reported in the three months ended June 30, 1994 of $9,309 relate primarily to the Company's prior Canadian operations, which have been disposed of.

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

Concurrent with the U.K. placing, the Company completed the acquisition of Access Power, Ltd. and began the implementation of an expanded business plan, which includes domestic oil and gas operations as well as power generation projects, primarily located in the Asia-Pacific region.

As a result of the U.K. placing discussed above, the Company was able to repay a number of vendors, creditors, and notes to third parties during the two quarters ended June 30, 1995. The Company reduced its amounts payable by over $585,000. The Company also began construction of its first three joint venture power plants in Guangdong Province, PRC. Costs to date of $1,539,778 represent initial payments to MAN B&W for the equipment, and to the joint venture operator for the Company's share of the joint venture turnkey construction costs.

During the fiscal second quarter, the Company advanced $775,326 in total to two financial institutions in the U.K. as pre-payment of facility fees for financing of the joint venture operations in China.

The Company has working capital of $2.1 million at June 30, 1995 which it considers adequate to finance the Company's operations and developmental plans in the near term. However, the ability of the Company to finance its activities over the longer term is dependent on the successful development and profitable operations of these power plant projects, of which there can be no assurance.

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

3)        KANSAS PROPERTY

In September, 1994, the Company purchased a gathering system, along with related producing wells, a building and equipment, from the party which had previously purchased gas produced by the Company. Subsequently, it was determined that material differences existed between volumes reported to the state regulatory authority and actually paid to the Company prior to the sale, by this party. Consequently, the Company withheld payment of its obligations under the sale agreement, and a suit was filed by the other party. The Company believes it has meritorious defenses and also may have substantial counterclaims to assert.

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


Dated:         August 2, 1995